Form 10-K
period 2023-12-31
SIGECO Securitization I, LLC; SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2024-03-28
CIK 1968445, 92195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to__________

Commission File Number 333-270851-01

SIGECO Securitization I, LLC

(Exact name of registrant (issuing entity) as specified in its charter)

Central Index Key Number (CIK): 0001968445

Southern Indiana Gas and Electric Company

(Exact name of depositor and sponsor as specified in its charter)

Central Index Key Number (CIK): 0000092195

Delaware	92-2762878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
211 NW Riverside Drive, Suite 800-04
Evansville, Indiana 47708	(812) 491-4141
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2023: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2024 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report on Form 10-K, SIGECO Securitization I, LLC (the “Issuing Entity”) has four managers. Pursuant to the Issuing Entity’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Issuing Entity will be managed by managers to be appointed from time to time by the Member (currently Southern Indiana Gas and Electric Company (“SIGECO”)). At all times during which any of the Issuing Entity’s Series 2023-A Senior Secured Securitization Bonds are Outstanding, and the Indenture remains in full force and effect (and otherwise in accordance with the Indenture) the Issuing Entity shall have at least one Independent Manager. Currently, Mr. Corrigan serves as the Independent Manager of the Issuing Entity. Capitalized terms used in this paragraph and the following paragraph have the meanings assigned to them in the LLC Agreement.

Independent Manager is defined in the LLC Agreement as a natural person who (1) has prior experience as an independent director, independent manager or independent member for special-purpose entities, (2) is employed by a nationally-recognized company that provides professional independent managers and other corporate services in the ordinary course of its business, (3) is duly appointed as an Independent Manager of the Issuing Entity and (4) is not and has not been for at least five years from the date of his or her or its appointment, and while serving as an Independent Manager of the Issuing Entity will not be, any of the following;

(i) a member, partner, or equity holder, manager, director, officer, agent, consultant, attorney, accountant, advisor or employee of the Issuing Entity, the Member or any of their respective equityholders or affiliates (other than as an Independent Manager or Special Member of the Issuing Entity or similar roles for any other special purpose bankruptcy-remote entity); provided, that the indirect or beneficial ownership of stock of the Member or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an Independent Manager;

(ii) a creditor, supplier or service provider (including provider of professional services) to the Issuing Entity, the Member or any of their respective equityholders or affiliates (other than a nationally-recognized company that routinely provides professional independent managers and other corporate services to the Issuing Entity, the Member or any of their affiliates in the ordinary course of its business);

(iii) a family member of any such Person described in clauses (i) or (ii) above; or

(iv) a Person that controls (whether directly, indirectly or otherwise) any of clauses (i), (ii) or (iii) above.

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background

Lynnae K. Wilson	48

Manager and President of the Issuing Entity since January 16, 2024. Director and President of SIGECO since January 2024. Vice President of SIGECO from February 2019 to January 2024 and Director of SIGECO from February 2019 to December 2021.  Senior Vice President, Electric Business of CenterPoint Energy, Inc. (the ultimate holding company of SIGECO) since January 2023.    Senior Vice President, Houston Electric at CenterPoint Energy, Inc. from January 2022 to January 2023.  Senior Vice President, High Voltage Operations at CenterPoint Energy, Inc. from August 2020 to January 2022.  Chief Business Officer, Indiana Electric of CenterPoint Energy, Inc. from February 2019 to August 2020.  Ms. Wilson served in various roles of increasing responsibility at Vectren Corp. from 2003 through February 2019, when that entity was acquired by CenterPoint Energy, Inc.

Kristie L. Colvin	60

Manager and Vice President and Chief Accounting Officer of the Issuing Entity since October 2023. Vice President of SIGECO since October 2023 and from February 2019 to December 2021. Senior Vice President and Chief Accounting Officer of CenterPoint Energy, Inc. since October 2023. Other offices held at CenterPoint Energy, Inc. include Senior Vice President Regulatory Planning, Reporting and Electric Services from March 2022 until October 2023, Senior Vice President, Finance from December 2021 until March 2022, Senior Vice President and Chief Accounting Officer from September 2014 until December 2021 and, in addition to this role, Interim Executive Vice President and Chief Financial Officer from April 2020 to September 2020, Division Vice President Finance, Regulated Operations from July 2010 until September 2014, and Senior Director, Financial Planning and Performance Measurement from August 2007 through June 2010.

Jacqueline M. Richert	40	Manager and Vice President of the Issuing Entity since February 2023. Vice President and Treasurer of SIGECO since January 2022. Senior Vice President, Corporate Planning, Investor Relations, and Treasury of CenterPoint Energy, Inc. since March 2024. Vice President, Investor Relations and Treasurer of CenterPoint Energy, Inc. from January 2022 until March 2024. Director, Investor Relations of CenterPoint Energy, Inc. from March 2021 to January 2022. Ms. Richert served in various roles of increasing responsibility at Enterprise Products Partners from 2008 to 2021, including as Senior Director of Investor Relations from 2019 to 2021.

Kevin J. Corrigan (Independent Manager)	47	Manager of the Issuing Entity since June 2023. Senior Vice President of Global Securitization Services, LLC since April 2017.

Code of Conduct

The Issuing Entity is a wholly owned subsidiary of SIGECO which in turn is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at https://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to SIGECO is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2024 annual meeting of shareholders filed with the Securities and Exchange Commission on March 15, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of SIGECO Securitization I, LLC filed with the Delaware Secretary of State on February 16, 2023.

3.2	Amended and Restated Limited Liability Company Agreement of SIGECO Securitization I, LLC dated as of June 29, 2023.

4.1	Indenture by and among SIGECO Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the Issuing Entity’s Series 2023-A Senior Secured Securitization Bonds and the Series Supplement) dated as of June 29, 2023.

4.2	Series Supplement between SIGECO Securitization I, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of June 29, 2023.

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Southern Indiana Gas and Electric Company.

*33.2	Assertion of compliance with applicable servicing criteria for U.S. Bank Trust Company, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Southern Indiana Gas and Electric Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association.

*35.1	Servicer compliance statement.

99.1	Securitization Property Servicing Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Servicer, dated as of June 29, 2023.

99.2	Securitization Property Purchase and Sale Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Seller, dated as of June 29, 2023.

99.3	Administration Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Administrator, dated as of June 29, 2023.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of SIGECO Securitization I, LLC filed with the Delaware Secretary of State on February 16, 2023 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Registration Statement on Form SF-1 filed March 24, 2023 (Registration No. 333-270851-01)).

3.2	Amended and Restated Limited Liability Company Agreement of SIGECO Securitization I, LLC dated as of June 29, 2023 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

4.1	Indenture by and among SIGECO Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the Issuing Entity’s Series 2023-A Senior Secured Securitization Bonds and the Series Supplement) dated as of June 29, 2023 (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

4.2	Series Supplement between SIGECO Securitization I, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of June 29, 2023 (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Southern Indiana Gas and Electric Company.

*33.2	Assertion of compliance with applicable servicing criteria for U.S. Bank Trust Company, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Southern Indiana Gas and Electric Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association.

*35.1	Servicer compliance statement.

99.1	Securitization Property Servicing Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Servicer, dated as of June 29, 2023 (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

99.2	Securitization Property Purchase and Sale Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Seller, dated as of June 29, 2023 (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

99.3	Administration Agreement between SIGECO Securitization I, LLC and Southern Indiana Gas and Electric Company, as Administrator, dated as of June 29, 2023 (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed June 29, 2023 (File No. 333-270851-01)).

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly owned subsidiary of Southern Indiana Gas and Electric Company.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2024.

SIGECO SECURITIZATION I, LLC,
as Issuing Entity

By:	SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, as servicer

By:	/s/ Jacqueline M. Richert
	Name:	Jacqueline M. Richert
	Title:	Vice President and Treasurer (Senior officer in charge of the servicing function of the servicer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant’s security holders. The Registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this Annual Report on Form 10-K.