Form 10-K
period 2024-12-31
SIGECO Securitization I, LLC
filed 2025-03-27
CIK 1968445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2024: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2025 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

(iii) a family member of any such Person described in clauses (i) or (ii) above; or

(iv) a Person that controls (whether directly, indirectly or otherwise) any of clauses (i), (ii) or (iii) above.

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background

Darin M. Carroll	48	Manager and President of the Issuing Entity since July 26, 2024. Director and President of SIGECO since July 26, 2024. Vice President of SIGECO from February 2019 to January 2024. Senior Vice President, Electric Business of CenterPoint Energy, Inc. (the ultimate holding company of SIGECO) since July 2024. Senior Vice President, Natural Gas Business of CenterPoint Energy, Inc. from January 2023 to July 2024. Senior Vice President, Operations Support at CenterPoint Energy, Inc. from January 2022 to January 2023. Vice President, Operations Support at CenterPoint Energy, Inc. from February 2019 to January 2022. Mr. Carroll served in various roles of increasing responsibility at Vectren Corp. from February 2008 to February 2019, when that entity was acquired by CenterPoint Energy, Inc.

Kristie L. Colvin	61	Manager and Vice President and Chief Accounting Officer of the Issuing Entity since October 2023. Vice President of SIGECO since October 2023 and from February 2019 to December 2021. Senior Vice President and Chief Accounting Officer of CenterPoint Energy, Inc. since October 2023. Other offices held at CenterPoint Energy, Inc. include Senior Vice President Regulatory Planning, Reporting and Electric Services from March 2022 until October 2023, Senior Vice President, Finance from December 2021 until March 2022, Senior Vice President and Chief Accounting Officer from September 2014 until December 2021 and, in addition to this role, Interim Executive Vice President and Chief Financial Officer from April 2020 to September 2020, Division Vice President Finance, Regulated Operations from July 2010 until September 2014, and Senior Director, Financial Planning and Performance Measurement from August 2007 through June 2010.

Patricia L. Martin	52	Manager and Vice President and Treasurer of the Issuing Entity since April 2024. Vice President and Treasurer of SIGECO since April 2024. Vice President and Treasurer of CenterPoint Energy, Inc. since April 2024. Ms. Martin served in various roles of increasing responsibility at Xcel Energy from 2016 to 2024, including as Assistant Treasurer from 2019 to 2024.

Kevin J. Corrigan (Independent Manager)	48	Manager of the Issuing Entity since June 2023. Senior Vice President of Global Securitization Services, LLC since April 2017.

Code of Conduct

The Issuing Entity is a wholly owned subsidiary of SIGECO which in turn is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer, Controller and other senior financial officers. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at https://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to SIGECO is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2025 annual meeting of shareholders filed with the Securities and Exchange Commission on March 5, 2025.

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

The Issuing Entity is a wholly owned subsidiary of Southern Indiana Gas and Electric Company.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2025.

SIGECO SECURITIZATION I, LLC,
as Issuing Entity

By:	SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, as servicer

By:	/s/ Patricia L. Martin
	Name:	Patricia L. Martin
	Title:	Vice President and Treasurer
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