Form 10-K
period 2025-12-31
SIGECO Securitization I, LLC; SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2026-03-26
CIK 1968445, 92195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2025: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2026 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

(iii) a family member of any such Person described in clauses (i) or (ii) above; or

(iv) a Person that controls (whether directly, indirectly or otherwise) any of clauses (i), (ii) or (iii) above.

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background

Jesus Soto, Jr.	59	Manager and President of the Issuing Entity since August 2025. Director and President of SIGECO since August 2025. Executive Vice President and Chief Operating Officer of CenterPoint Energy, Inc. (the ultimate holding company of SIGECO) since August 2025. Mr. Soto, Jr. previously served as Executive Vice President, Utility Performance Solutions of Quanta Services, Inc. from October 2023 to August 2025, Chief Operating Officer for Mears Group, Inc. from September 2019 to September 2023, and Senior Vice President of Gas Operations for PG&E Corporation from May 2012 to July 2019. Prior to joining PG&E, he served as Vice President of Operations Services and Vice President of Engineering and Construction for the Pipeline Group of El Paso Corporation.

Russell K. Wright	42	Manager and Vice President and Chief Accounting Officer of the Issuing Entity since March 2026 and Manager and Vice President and Interim Chief Accounting Officer of the Issuing Entity from August 2023 to October 2023. Vice President and Chief Accounting Officer of SIGECO since March 2026 and Vice President from August 2023 to October 2023. Vice President and Chief Accounting Officer of CenterPoint Energy, Inc. since March 2026. Other offices held at CenterPoint Energy, Inc. include Vice President, Financial Planning and Analysis from August 2022 until March 2026, Interim Chief Accounting Officer from August 2023 to October 2023, Vice President, Financial Services and Special Projects from January 2022 to August 2022 and Director of Financial Services from January 2019 to January 2022. Prior to joining CenterPoint Energy, Inc., Mr. Wright served as Director of Technical Accounting for McDermott International Inc. from September 2016 to January 2019 and Audit Senior Manager at Deloitte & Touche, LLP from September 2013 to September 2016.

Patricia L. Martin	53	Manager and Vice President and Treasurer of the Issuing Entity since April 2024. Vice President and Treasurer of SIGECO since April 2024. Vice President and Treasurer of CenterPoint Energy, Inc. since April 2024. Ms. Martin served in various roles of increasing responsibility at Xcel Energy from 2016 to 2024, including as Assistant Treasurer from 2019 to 2024.

Kevin J. Corrigan (Independent Manager)	49	Manager of the Issuing Entity since June 2023. Senior Vice President of Global Securitization Services, LLC since April 2017.

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

The information required by this item with respect to SIGECO is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2026 annual meeting of shareholders filed with the Securities and Exchange Commission on March 4, 2026.

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

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly owned subsidiary of Southern Indiana Gas and Electric Company, which is the depositor, sponsor and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2026.

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